Form 10-Q
period 2002-03-31
VERMONT TRANSIT CO INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; GREYHOUND DE MEXICO SA DE CV; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GLI HOLDING CO; TNM & O TOURS INC; GREYHOUND LINES INC
filed 2002-05-10
CIK 1041402, 1041400, 1041398, 1041396, 1041393, 813041, 1041401, 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from      to
                                                 ----    ----

                         Commission file number 1-10841

                              GREYHOUND LINES, INC.
              and its Subsidiaries identified in Footnote (1) below
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         86-0572343
    (State or other jurisdiction of                           (I.R.S. employer
     incorporation or organization)                          identification no.)

   15110 N. DALLAS PARKWAY, SUITE 600
              DALLAS, TEXAS                                         75248
(Address of principal executive offices)                         (Zip code)

                                 (972) 789-7000
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X                      NO
                            -----                       -----

     As of May 3, 2002, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.

(1) This Form 10-Q is also being filed by the co-registrants specified under the caption "Co-Registrants", each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for filing Form 10-Q in a reduced disclosure format.

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                   I.R.S. EMPLOYER      JURISDICTION
                                                              COMMISSION            IDENTIFICATION           OF
NAME                                                           FILE NO.                  NO.               INCORP.
----                                                          ----------           ---------------      ------------

Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware
802 Commerce Street, 3rd Floor
Dallas, Texas 75201
(214) 849-8616

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Delaware
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of March 31, 2002, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:

                    Interim Consolidated Statements of Financial Position as of
                       March 31, 2002 (Unaudited) and December 31, 2001 ............................      5
                    Interim Consolidated Statements of Operations for the
                       Three Months Ended March 31, 2002 and 2001 (Unaudited) ......................      6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 2002 and 2001 (Unaudited) ......................      7
                    Notes to Interim Consolidated Financial Statements (Unaudited) .................      8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....     11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................     15


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K .........................................................     16



SIGNATURES .........................................................................................     17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           MARCH 31,        DECEMBER 31,
                                                                                              2002              2001
                                                                                          ------------      ------------
                                                                                          (UNAUDITED)
Current Assets
    Cash and cash equivalents .......................................................     $     11,735      $     20,913
    Accounts receivable, less allowance for doubtful accounts of $973 and $915 ......           54,933            59,977
    Inventories, less allowance for shrinkage of $237 and $177 ......................            8,209             8,409
    Prepaid expenses ................................................................            7,703             7,158
    Current portion of deferred tax assets ..........................................           12,238            12,238
    Other current assets ............................................................            2,965             2,154
                                                                                          ------------      ------------
         Total Current Assets .......................................................           97,783           110,849
Property, plant and equipment, net of accumulated depreciation of
    $230,685 and $229,502 ...........................................................          408,399           412,027
Investments in unconsolidated affiliates ............................................           16,137            15,896
Deferred income taxes ...............................................................           57,547            48,609
Insurance and security deposits .....................................................           29,303            29,142
Goodwill ............................................................................           43,087            43,087
Intangible assets, net of accumulated amortization of $36,033 and $34,487 ...........           28,799            28,847
                                                                                          ------------      ------------
         Total Assets ...............................................................     $    681,055      $    688,457
                                                                                          ============      ============

Current Liabilities
    Accounts payable ................................................................     $     26,606      $     24,638
    Accrued liabilities .............................................................           69,216            66,961
    Rents payable ...................................................................           12,700            11,839
    Unredeemed tickets ..............................................................           10,012            12,001
    Current portion of claims liability .............................................            8,183             2,935
    Current maturities of long-term debt ............................................           11,863             7,975
                                                                                          ------------      ------------
         Total Current Liabilities ..................................................          138,580           126,349
Pension obligation ..................................................................           47,554            46,432
Claims liability ....................................................................           21,198            18,615
Long-term debt, net .................................................................          256,712           272,591
Minority interests ..................................................................            5,239             6,166
Other liabilities ...................................................................           28,926            30,385
                                                                                          ------------      ------------
         Total Liabilities ..........................................................          498,209           500,538
                                                                                          ------------      ------------

Stockholders' Equity
    Common stock (1,000 shares authorized; par value $.01;587 shares issued) ........               --                --
    Capital in excess of par value ..................................................          320,391           320,391
    Retained deficit ................................................................          (84,228)          (79,003)
    Accumulated other comprehensive loss, net of tax benefit of
      $28,708 and $28,791 ...........................................................          (53,317)          (53,469)
                                                                                          ------------      ------------
         Total Stockholders' Equity .................................................          182,846           187,919
                                                                                          ------------      ------------
         Total Liabilities and Stockholders' Equity .................................     $    681,055      $    688,457
                                                                                          ============      ============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                2002              2001
                                                            ------------      ------------
                                                                     (UNAUDITED)

OPERATING REVENUES
      Passenger services ..............................     $    183,945      $    191,623
      Package express .................................            9,468             9,921
      Food services ...................................            9,818             9,976
      Other operating revenues ........................           19,103            17,177
                                                            ------------      ------------
          Total Operating Revenues ....................          222,334           228,697
                                                            ------------      ------------

OPERATING EXPENSES
      Maintenance .....................................           24,439            24,573
      Transportation ..................................           55,974            62,559
      Agents' commissions and station costs ...........           43,308            45,091
      Marketing, advertising and traffic ..............            4,881             8,698
      Insurance and safety ............................           16,221            12,177
      General and administrative ......................           32,633            31,811
      Depreciation and amortization ...................           12,376            11,330
      Operating taxes and licenses ....................           14,719            15,293
      Operating rents .................................           19,615            20,527
      Cost of goods sold - food services ..............            6,547             6,951
      Other operating expenses ........................              611             1,699
                                                            ------------      ------------
          Total Operating Expenses ....................          231,324           240,709
                                                            ------------      ------------

Operating Loss ........................................           (8,990)          (12,012)
Interest Expense ......................................            6,809             7,312
                                                            ------------      ------------
Loss Before Income Taxes ..............................          (15,799)          (19,324)
Income Tax Benefit ....................................           (9,480)           (8,440)
Minority Interests ....................................           (1,094)             (128)
                                                            ------------      ------------
Net Loss ..............................................     $     (5,225)     $    (10,756)
                                                            ============      ============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ...................................................     $     (5,225)     $    (10,756)
      Non-cash expenses and gains included in net loss ...........            4,566             3,457
      Net change in certain operating assets and liabilities .....           11,363             5,034
                                                                       ------------      ------------
          Net Cash Provided by (Used for) Operating Activities ...           10,704            (2,265)
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures .......................................           (8,088)           (6,432)
      Proceeds from assets sold ..................................              285               234
      Other investing activities .................................              161            (1,458)
                                                                       ------------      ------------
          Net Cash Used for Investing Activities .................           (7,642)           (7,656)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on debt and capital lease obligations .............           (3,095)           (2,256)
      Redemption of preferred stock ..............................               --              (118)
      Proceeds from equipment borrowing ..........................               --             5,000
      Net change in revolving credit facility ....................           (9,128)            6,478
      Other financing activities .................................              (17)              (71)
                                                                       ------------      ------------
          Net Cash Provided by (Used for) Financing Activities ...          (12,240)            9,033
                                                                       ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................           (9,178)             (888)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................           20,913            10,206
                                                                       ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................     $     11,735      $      9,318
                                                                       ============      ============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2002, the results of its operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 2002 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2001. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation. For the three months ended March 31, 2002 and 2001, the Company's comprehensive loss approximated its net loss.

On March 16, 1999, the Company's stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") pursuant to which the Company became a wholly owned subsidiary of Laidlaw (the "Merger). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

On June 28, 2001, as part of a financial restructuring, Laidlaw USA, Inc., Laidlaw Inc., Laidlaw International Finance Corporation, Laidlaw Investments Ltd., Laidlaw One, Inc. and Laidlaw Transportation, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York, under a jointly administered case captioned, In re: Laidlaw USA, Inc., et al, Case No. 01-14099. On that date, Laidlaw Inc. and Laidlaw Investments Ltd. also filed cases under the Canada Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada, court file no. 01-CL-4178.

Laidlaw is the ultimate parent company of Greyhound. Neither Greyhound nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

The reorganization filings and proceedings do not cause a cross default with any of the Company's debt which would place the Company's debt in default with its financial institutions and, as of the date of this report, the Company is in compliance with all covenants in its various debt agreements. Although the outcome of the foregoing matters is uncertain, management believes that the likely outcome will have no material impact on the Company's financial position, cash flows or results of operations.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets" and, as a result, the Company ceased to amortize goodwill. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill during the first six months of 2002 and then on a periodic basis thereafter. The Company will complete the impairment analysis for goodwill during the second quarter of 2002 and will record an impairment adjustment at that time if necessary.

In connection with adopting SFAS 142 the Company reassessed the useful lives and classification of its identifiable intangible assets and, with the exception of the useful life of our trademarks, determined that the useful lives and classifications continue to be appropriate. Trademarks, which had previously been amortized over a fifteen year life, are now considered to have an indefinite life and are no longer amortized. During the first quarter of 2002 the Company completed an impairment test on its trademarks as required by SFAS 142 which did not result in an impairment charge. The trademarks will be subjected to an impairment test in the future at least annually.

The following table provides information relating to the Company's amortized and unamortized intangible assets as of March 31, 2002 and December 31, 2001 (in thousands):

                                                   MARCH 31, 2002               DECEMBER 31, 2001
                                           ---------------------------     ---------------------------
                                                          ACCUMULATED                     ACCUMULATED
                                              COST        AMORTIZATION        COST        AMORTIZATION
                                           -----------    ------------     -----------    ------------
     Amortized intangible assets:
     Software                              $    47,551     $    28,033     $    46,070     $    27,154
     Debt issuance costs                         9,775           5,335           9,758           4,825
     Deferred lease costs                        3,847           2,494           3,847           2,357
     Other                                         346             171             346             151
                                           -----------     -----------     -----------     -----------
     Total                                 $    61,519     $    36,033     $    60,021     $    34,487
                                           ===========     ===========     ===========     ===========

     Unamortized intangible assets:
     Trademark                             $     3,313                     $     3,313

Amortization expense for intangible assets during the three months ended March 31, 2002 was $1.6 million. Estimated amortization expense, excluding the effect of costs that may be capitalized in future periods, for the year ended December 31, 2002 and the four succeeding years are as follows: $7.1 million (2002); $6.3 million (2003); $4.7 million (2004); $4.2 million (2005) and $3.2 million
(2006).

Actual results of operations for the three months ended March 31, 2002 and proforma results of operations for the three months ended March 31, 2001 had the Company applied the provisions of SFAS 142 in that period is as follows (in thousands):

                                                              MARCH 31,
                                                      --------------------------
                                                         2002            2001
                                                      ----------      ----------
     Reported Net Loss                                $   (5,225)     $  (10,756)

     Add: goodwill and trademark amortization,
        net of tax                                            --             520
                                                      ----------      ----------

     Adjusted Net Loss                                $   (5,225)     $  (10,236)
                                                      ==========      ==========

3. MATERIAL CONTINGENCIES

GOLDEN STATE INDICTMENT

In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment alleges that the defendants were engaged in a conspiracy, spanning over a two-year period, to transport and harbor illegal aliens within the United States. As part of the indictment, the U.S. Government has sought a forfeiture of substantially all of Golden State's assets and obtained a restraining order restricting access to bank accounts and restraining certain other real property and vehicles. The restraining order allows Golden State to continue to operate its business in the ordinary course and the order has been modified to permit the payment of certain normal course expenses.

Golden State and the individuals have pleaded not guilty to the charges. Golden State intends to vigorously defend the matter. No trial date has been set for this case. Golden State is currently in the process of obtaining and assessing the significant volume of evidence amassed by the Government. At this early stage in the proceeding, the probable outcome of this case cannot be predicted. Additionally, management is unable to make a reasonable estimate of the liability that may result from the final resolution of the indictment. Accordingly, no liability relating to this matter has been recorded in the Company's Consolidated Financial Statements.

Greyhound has a 51.4% ownership interest in Golden State and, at March 31, 2002, the Company's investment in Golden State totaled $7.4 million. In addition, the Company leases to, or guarantees the leases of, 67 of Golden State's buses. As of the date of this report these buses are subject to $12.3 million of third-party liens, which is comparable to management's estimate of the fair market value of the buses.

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

The Company maintains nine defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 14,500 current and former employees, fewer than 1,200 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. For funding purposes, legislation passed by the United States Congress mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, and further assuming a continuation of the freeze of wage and service accruals and that the ATU Plan assets can obtain annual investment returns of 7.5%, estimated Company contributions to the ATU Plan total $51 million over the next five years. Lowering the assumed investment return on ATU plan assets to 5% results in estimated contributions over the next five years of $84 million, while a 10% return results in estimated contributions over the next five years of $26 million. However, no contributions are projected during the next two years under either of the three scenarios discussed above. Nevertheless, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make contributions in the future that differ significantly from the estimates above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service, travel services and food services at certain terminals. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets.

The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's operating cash flows are also seasonal with a disproportionate amount of the Company's annual operating cash flows being generated during the peak travel periods. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within the fiscal quarter, may also affect the Company's quarterly results of operations.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the quarters ended March 31, 2002 and 2001:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2002             2001
                                                            ----------       ----------
     OPERATING REVENUES
         Passenger services ...........................           82.7%            83.8%
         Package express ..............................            4.3              4.3
         Food services ................................            4.4              4.4
         Other operating revenues .....................            8.6              7.5
                                                            ----------       ----------
             Total Operating Revenues .................          100.0            100.0
                                                            ----------       ----------

     OPERATING EXPENSES
         Maintenance ..................................           11.0             10.7
         Transportation ...............................           25.2             27.4
         Agents' commissions and station costs ........           19.5             19.7
         Marketing, advertising and traffic ...........            2.2              3.8
         Insurance and safety .........................            7.3              5.3
         General and administrative ...................           14.7             13.9
         Depreciation and amortization ................            5.5              5.0
         Operating taxes and licenses .................            6.6              6.7
         Operating rents ..............................            8.8              9.0
         Cost of goods sold - food services ...........            2.9              3.0
         Other operating expenses .....................            0.3              0.8
                                                            ----------       ----------
             Total Operating Expenses .................          104.0            105.3
                                                            ----------       ----------

     Operating Loss ...................................           (4.0)            (5.3)
     Interest Expense .................................            3.1              3.2
                                                            ----------       ----------
     Loss Before Income Taxes .........................           (7.1)            (8.5)
     Income Tax Benefit ...............................           (4.3)            (3.7)
     Minority Interests ...............................           (0.5)            (0.1)
                                                            ----------       ----------
     Net Loss .........................................           (2.3)            (4.7)
                                                            ==========       ==========

The following table sets forth certain operating data for the Company for the quarters ended March 31, 2002 and 2001. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,                   PERCENTAGE
                                                                           2002               2001              CHANGE
                                                                       ------------       ------------       ------------
Regular Service Miles (000's) ....................................           78,130             79,937               (2.3%)
Total Bus Miles (000's) ..........................................           80,412             82,263               (2.3%)
Passenger Miles (000's) ..........................................        1,968,362          1,993,051               (1.2%)
Passengers Carried (000's) .......................................            5,363              5,733               (6.5%)
Average Trip Length (passenger miles/passengers carried) .........              367                348                5.5%
Load (avg. number of passengers per regular service mile) ........             25.2               24.9                1.2%
Load Factor (% of available seats filled) ........................             50.0%              50.0%               0.0%
Yield (regular route revenue/passenger miles) ....................     $     0.0935       $     0.0961               (2.7%)
Average Ticket Price .............................................     $      34.30       $      33.43                2.6%
Total Revenue Per Total Bus Mile .................................     $      2.765       $      2.780               (0.5%)
Operating Loss Per Total Bus Mile ................................     $     (0.112)      $     (0.146)              23.3%
Cost Per Total Bus Mile:
      Maintenance ................................................     $      0.304       $      0.299                1.7%
      Transportation .............................................     $      0.696       $      0.760               (8.4%)

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SAME PERIOD IN 2001

Operating Revenues. Total operating revenues decreased $6.4 million, down 2.8%, for the three months ended March 31, 2002, compared to the same period in 2001.

Passenger services revenues decreased $7.7 million, or 4.0%, for the three months ended March 31, 2002, compared to the same period in 2001. Subsequent to the events of September 11, 2001, and continuing during the first quarter of 2002, the Company has experienced significant declines in its short haul markets (450 miles and less), while long haul travel (over 450 miles) has increased. Although long haul passenger traffic grew and passenger counts benefited from the placement of Easter (which occurred in the first quarter of 2002 as compared to the second quarter of 2001), the declines in short haul passengers have more than offset these factors resulting in a 1.2% decline in passenger miles during the first quarter of 2002. Additionally, the change in passenger mix resulted in an increase in average trip length during the first quarter of 2002 of 5.5% and, because longer trips produce lower revenue per passenger mile, also produced a 2.7% decline in yield.

Package express revenues decreased $0.5 million, or 4.6%, for the three months ended March 31, 2002, compared to the same period in 2001. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) which has more than offset growth in the Company's same day delivery product and freight forwarding services.

Food services revenues decreased $0.2 million, or 1.6%, for the three months ended March 31, 2002, compared to the same period in 2001 primarily due to the decrease in passenger traffic, offset somewhat by product price increases.

Other operating revenues increased $1.9 million, or 11.2%, for the three months ended March 31, 2002, compared to the same period in 2001. The increase is principally due to increased charter services and government provided route subsidies.

Operating Expenses. Total operating expenses decreased $9.4 million, or 3.9%, for the three months ended March 31, 2002, compared to the same period in 2001. The decrease is attributable to a 2.3% decrease in bus miles operated, decreased fuel cost and driver hiring and training costs, decreased ticket and express commissions due to lower sales, decreased Port Authority of New York license fees and loss on sale of assets in the first quarter of 2001.

Maintenance costs decreased $0.1 million, or 0.5%, for the three months ended March 31, 2002, compared to the same period in 2001 principally due to the reduction in miles operated. On a per-mile basis, maintenance cost increased by 1.7% compared to 2001.

Transportation expenses which consist primarily of fuel costs and driver salaries, decreased $6.6 million, or 10.5%, for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to decreased fuel prices and driver hiring and training costs. During the first quarter of 2002 the average cost per gallon of fuel was $0.64 per gallon, compared to $0.93 per gallon during the same period in 2001, resulting in reduced costs of $3.9 million. Additionally, driver hiring and training costs were $2.7 million lower during the first quarter of 2002 as the Company needed to hire fewer drivers due to the reduction in bus miles operated. On a per-mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses increased by 2.2% during the first quarter of 2002.

Agents' commissions and station costs decreased $1.8 million, or 4.0%, for the three months ended March 31, 2002, compared to the same period in 2001. The decrease is primarily due to lower commissions from decreased ticket sales and decreased communication costs, offset somewhat by increased security costs.

Marketing, advertising and traffic expenses decreased $3.8 million, or 43.9% for the three months ended March 31, 2002, compared to the same period in 2001. Since September 11, 2001, leisure or discretionary travel in non-peak periods has been soft. As a result management viewed the opportunity to stimulate discretionary travel during the traditionally slow winter travel period as being low, and substantially reduced advertising spending during the first quarter of 2002. However, to support the heavy summer travel period, the Company will increase spending in the second quarter of 2002 and currently expects spending in future quarters to be at levels consistent with the prior year.

Insurance and safety costs increased $4.0 million, or 33.2% for the three months ended March 31, 2002, compared to the same period in 2001. The increase is primarily due to an increase in the cost of excess insurance coverage and growth in the average cost per claim due principally to medical cost inflation.

General and administrative expenses increased $0.8 million, or 2.6%, for the three months ended March 31, 2002, compared to the same period in 2001 due to higher pension costs ($1.7 million) offset by decreased management fees ($0.9 million) charged by the Company's parent, Laidlaw Inc.

Depreciation and amortization increased by $1.0 million, or 9.2%, for the three months ended March 31, 2002, compared to the same period in 2001 primarily due to increased capital expenditures in prior periods offset by a decrease in goodwill and trademark amortization.

Operating taxes and licenses expense decreased $0.6 million, or 3.8%, for the three months ended March 31, 2002, compared to the same period in 2001 due to decreased payroll taxes resulting from decreased wages related to lower business volume (including decreased miles operated).

Operating rents decreased $0.9 million, or 4.4%, for the three months ended March 31, 2002, compared to the same period in 2001. The decrease is mainly due to lower Port Authority of New York license fees.

Food services cost of goods sold decreased $0.4 million, or 5.8%, for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to the decrease in food services revenues related to decreased passenger counts.

Other operating expenses decreased $1.1 million for the three months ended March 31, 2002, compared to the same period in 2001 principally due to losses on disposal of property, plant and equipment in the first quarter of 2001 compared to a small gain recorded in the first quarter of 2002.

Interest expense decreased $0.5 million, or 6.9%, for the three months ended March 31, 2002, compared to the same period in 2001 due to a decrease in average debt outstanding and a decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions and to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations, proceeds from operating lease or other equipment financings for new bus purchases and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will fund its working capital and near-term capital expenditure needs. As of March 31, 2002, the Company had outstanding borrowings under the Revolving Credit Facility of $48.9 million, issued letters of credit of $26.7 million and availability of $49.4 million.

Net cash provided by operating activities for the three months ended March 31, 2002 was $10.7 million, an increase of $13.0 million from the $2.3 million used during the same period of 2001. The increase is due to the lower net loss during the first quarter of 2002 and increases in claims liabilities relating to the Company's insurance program. Net cash used for investing activities for the first quarter of 2002 was $7.6 million, slightly lower than net cash used for investing during the first quarter of 2001. Net cash used by financing activities in the first quarter of 2002 was $12.2 million versus $9.0 million provided by financing activities during the same period in 2001. The $21.2 million decrease is principally due to the pay down of the Revolving Credit Facility from the increased operating cash flow and reduction of cash balances.

GOLDEN STATE INDICTMENT

In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment alleges that the defendants were engaged in a conspiracy, spanning over a two-year period, to transport and harbor illegal aliens within the United States. As part of the indictment, the U.S. Government has sought a forfeiture of substantially all of Golden State's assets and obtained a restraining order restricting access to bank accounts and restraining certain other real property and vehicles. The restraining order allows Golden State to continue to operate its business in the ordinary course and the order has been modified to permit the payment of certain normal course expenses.

Golden State and the individuals have pleaded not guilty to the charges. Golden State intends to vigorously defend the matter. No trial date has been set for this case. Golden State is currently in the process of obtaining and assessing the significant volume of evidence amassed by the Government. At this early stage in the proceeding, the probable outcome of this case cannot be predicted. Additionally, management is unable to make a reasonable estimate of the liability that may result from the final resolution of the indictment. Accordingly, no liability relating to this matter has been recorded in the Company's Consolidated Financial Statements.

Greyhound has a 51.4% ownership interest in Golden State and, at March 31, 2002, the Company's investment in Golden State totaled $7.4 million. In addition, the Company leases to, or guarantees the leases of, 67 of Golden State's buses. As of the date of this report these buses are subject to $12.3 million of third-party liens, which is comparable to management's estimate of the fair market value of the buses.

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

The Company maintains nine defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 14,500 current and former employees, fewer than 1,200 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. For funding purposes, legislation passed by the United States Congress mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, and further assuming a continuation of the freeze of wage and service accruals and that the ATU Plan assets can obtain annual investment returns of 7.5%, estimated Company contributions to the ATU Plan total $51 million over the next five years. Lowering the assumed investment return on ATU plan assets to 5% results in estimated contributions over the next five years of $84 million, while a 10% return results in estimated contributions over the next five years of $26 million. However, no contributions are projected during the next two years under either of the three scenarios discussed above. Nevertheless, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make contributions in the future that differ significantly from the estimates above.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Statements in this Form 10-Q that are not purely historical facts, including statements regarding our beliefs, expectations, intentions, projections or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company's future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company's ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to changing credit markets and the uncertainty surrounding the outcome of the Laidlaw Inc. reorganization proceedings; and other factors described from time to time in the Company's publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the disclosures provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk as set forth in the Company's 2001 Form 10-K.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None

(b)  REPORTS ON FORM 8-K

On January 17, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events and to report that Greyhound Lines, Inc. had obtained a one-year extension of its $125 million revolving credit facility to October 24, 2003. No financial statements were included.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 2002

                                GREYHOUND LINES, INC.

                                By: /s/ Jeffrey W. Sanders
                                    --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                        Officer

                                ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.

                                By: /s/ Jeffrey W. Sanders
                                    --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                        Officer

                                GLI HOLDING COMPANY

                                By: /s/ Jeffrey W. Sanders
                                    --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                        Officer

                                GREYHOUND de MEXICO, S.A. de C.V.

                                By: /s/ Cheryl W. Farmer
                                    --------------------------------------------
                                    Cheryl W. Farmer
                                    Examiner


                                SISTEMA INTERNACIONAL de TRANSPORTE de
                                AUTOBUSES, INC.

                                By: /s/ Cheryl W. Farmer
                                    --------------------------------------------
                                    Cheryl W. Farmer
                                    Senior Vice President and Chief Financial
                                        Officer


                                TEXAS, NEW MEXICO & OKLAHOMA COACHES, INC.

                                By: /s/ Jeffrey W. Sanders
                                    --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                        Officer


                                T.N.M. & O. TOURS, INC.

                                By: /s/ Jeffrey W. Sanders
                                    --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                        Officer


                                VERMONT TRANSIT CO., INC.

                                By: /s/ Jeffrey W. Sanders
                                    --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                        Officer